Form 10-Q
period 1998-09-30
CAPSTAR BROADCASTING CORP
filed 1998-11-13
CIK 1042068

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-14107

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether Capstar Broadcasting Corporation ("Capstar Broadcasting") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of Capstar Broadcasting's classes of common stock, as of the latest practicable date: As of November 6, 1998, Capstar Broadcasting had outstanding (i) 33,920,754 shares of Class A Common Stock, par value $.01 per share, ("Class A Common Stock"), (ii) 6,081,723 shares of Class B Common Stock, par value $.01 per share, ("Class B Common Stock"), and (iii) 67,589,121 shares of Class C Common Stock, par value $.01 per share ("Class C Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
          PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements:
          CAPSTAR BROADCASTING CORPORATION AND SUBSIDIARIES
          Consolidated Balance Sheets as of December 31, 1997 and
          September 30, 1998 (unaudited)..............................     3
          Consolidated Statements of Operations for the three months
          ended September 30, 1997 and 1998 (unaudited)...............     4
          Consolidated Statements of Operations for the nine months
          ended September 30, 1997 and 1998 (unaudited)...............     5
          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1997 and 1998 (unaudited)........     6
          Consolidated Statement of Stockholders' Equity for the nine
          months ended September 30, 1998 (unaudited).................     7
          Notes to Consolidated Financial Statements (unaudited)......     8
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    21
Item 3.   Quantitative and Qualitative Disclosure About Market Risk...    31

          PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    31
Item 5.   Other Information...........................................    32
Item 6.   Exhibits and Reports on Form 8-K............................    33

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation,
(ii) the "Company" collectively refers to Capstar Broadcasting and its subsidiaries, (iii) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., the outstanding common stock of which is wholly-owned by Capstar Broadcasting, and (iv) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned subsidiary of Capstar Partners.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               CAPSTAR BROADCASTING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Current assets:
  Cash and cash equivalents.................................   $   70,059     $   14,235
  Accounts receivable, net of allowance for doubtful
    accounts of $2,889 and $8,142 at December 31, 1997 and
    September 30, 1998, respectively........................       40,350        114,313
  Prepaid expenses and other current assets.................        4,285         52,107
                                                               ----------     ----------
         Total current assets...............................      114,694        180,655
Property and equipment, net.................................      106,717        227,892
Intangibles and other, net..................................      881,545      4,229,507
Other non-current assets....................................       18,500         27,880
                                                               ----------     ----------
         Total assets.......................................   $1,121,456     $4,665,934
                                                               ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................   $    1,388     $   17,020
  Accounts payable..........................................       13,641         11,517
  Accrued liabilities.......................................       16,826         64,346
  Income taxes payable......................................        2,417         63,530
                                                               ----------     ----------
         Total current liabilities..........................       34,272        156,413
Long-term debt, net of current portion (includes $150,000
  due to an affiliate at September 30, 1998)................      593,184      1,738,065
Deferred income taxes.......................................      160,422      1,154,294
                                                               ----------     ----------
         Total liabilities..................................      787,878      3,048,772
                                                               ----------     ----------
Commitments and contingencies
Redeemable preferred stock, aggregate liquidation preference of $106,560 and $115,460 at December 31, 1997 and
  September 30, 1998, respectively..........................      101,493        110,646
Series E Cumulative Exchangeable Preferred Stock, aggregate
  liquidation preference of $129,948........................           --        144,973
Stockholders' equity:
  Preferred stock, $.01 par value, 100,000,000 shares
    authorized, none issued.................................           --             --
  Common stock, Class A, voting, $.01 par value, 750,000,000 shares authorized, 2,578,839 and 33,920,754 shares
    issued and outstanding at December 31, 1997 and
    September 30, 1998, respectively........................           26            339
  Common stock, Class B, nonvoting, $.01 par value,
    150,000,000 shares authorized, 4,817,990 and 6,081,723
    shares issued and outstanding at December 31, 1997 and
    September 30, 1998, respectively........................           48             61
  Common stock, Class C, voting, $.01 par value, 150,000,000 shares authorized, 22,812,347 and 67,589,121 shares
    issued and outstanding at December 31, 1997 and
    September 30, 1998, respectively........................          228            676
  Additional paid-in capital................................      291,324      1,490,589
  Stock subscriptions receivable............................       (4,374)        (2,720)
  Unearned compensation.....................................           --           (790)
  Accumulated deficit.......................................      (55,167)      (126,612)
                                                               ----------     ----------
         Total stockholders' equity.........................      232,085      1,361,543
                                                               ----------     ----------
         Total liabilities and stockholders' equity.........   $1,121,456     $4,665,934
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

               CAPSTAR BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------   ------------
Gross broadcast revenue.....................................  $    54,101   $    181,220
Less: agency commissions....................................       (2,854)       (19,314)
                                                              -----------   ------------
          Net broadcast revenue.............................       51,247        161,906
                                                              -----------   ------------
Operating expenses:
  Programming, technical and news...........................       12,292         27,703
  Sales and promotion.......................................       14,723         40,221
  General and administrative................................        7,931         20,715
Corporate expenses..........................................        4,294          6,181
LMA fees paid...............................................          306             51
Corporate expenses-- noncash compensation...................           --         (8,796)
Depreciation and amortization...............................        7,956         31,050
                                                              -----------   ------------
Operating income............................................        3,745         44,781
Other (income) expense:
  Interest expense (including $4,500 on affiliate debt).....       12,154         40,720
  Interest income...........................................         (143)          (436)
  Loss on investments in limited liability companies........           --         28,565
  Other, net................................................        7,606            (22)
                                                              -----------   ------------
Loss before benefit for income taxes and extraordinary
  item......................................................      (15,872)       (24,046)
Benefit for income taxes....................................       (4,920)       (10,002)
Dividends and accretion of preferred stock of
  subsidiaries..............................................        3,438          6,701
                                                              -----------   ------------
Loss before extraordinary item..............................      (14,390)       (20,745)
Extraordinary item, loss on early extinguishment of debt....        1,442             --
                                                              -----------   ------------
Net loss....................................................      (15,832)       (20,745)
Dividends and accretion on preferred stocks.................        5,379             --
                                                              -----------   ------------
Net loss attributable to common stock.......................  $   (21,211)  $    (20,745)
                                                              ===========   ============
Basic and diluted loss per common share
  Before extraordinary loss.................................  $     (0.67)  $      (0.19)
  Extraordinary loss........................................        (0.05)            --
                                                              -----------   ------------
          Net loss..........................................  $     (0.72)  $      (0.19)
                                                              ===========   ============
Weighted average common shares outstanding..................   29,581,072    107,590,949
                                                              ===========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

               CAPSTAR BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
Gross broadcast revenue.....................................  $  125,949   $  375,569
Less: agency commissions....................................      (9,545)     (37,666)
                                                              ----------   ----------
          Net broadcast revenue.............................     116,404      337,903
                                                              ----------   ----------
Operating expenses:
  Programming, technical and news...........................      27,889       63,413
  Sales and promotion.......................................      32,038       89,206
  General and administrative................................      18,968       51,516
Corporate expenses..........................................       9,399       13,996
LMA fees paid...............................................       2,437        3,372
Corporate expenses-- noncash compensation...................      10,818       13,673
Depreciation and amortization...............................      17,294       61,451
                                                              ----------   ----------
Operating income (loss).....................................      (2,439)      41,276
Other (income) expense:
  Interest expense (including $6,100 on affiliate debt).....      29,393       79,164
  Interest income...........................................        (143)      (1,846)
  Loss on investments in limited liability companies........          --       28,565
  Other, net................................................       4,155          (90)
                                                              ----------   ----------
Loss before benefit for income taxes and extraordinary
  item......................................................     (35,844)     (64,517)
Benefit for income taxes....................................      (7,758)     (15,583)
Dividends and accretion of preferred stock of
  subsidiaries..............................................       3,438       15,206
                                                              ----------   ----------
Loss before extraordinary item..............................     (31,524)     (64,140)
Extraordinary item, loss on early extinguishment of debt....       2,293        7,305
                                                              ----------   ----------
Net loss....................................................     (33,817)     (71,445)
Dividends and accretion on preferred stocks.................       7,071           --
                                                              ----------   ----------
Net loss attributable to common stock.......................  $  (40,888)  $  (71,445)
                                                              ==========   ==========
Basic and diluted loss per common share
  Before extraordinary loss.................................  $    (1.62)  $    (0.79)
  Extraordinary loss........................................       (0.10)       (0.09)
                                                              ----------   ----------
          Net loss..........................................  $    (1.72)  $    (0.88)
                                                              ==========   ==========
Weighted average common shares outstanding..................  23,825,103   80,965,457
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

               CAPSTAR BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                1997         1998
                                                              ---------   -----------
Net cash (used in) provided by operating activities.........  $  (3,928)  $    59,739
                                                              ---------   -----------
Cash flows from investing activities:
  Proceeds on sale of broadcasting property.................     35,932       229,180
  Purchase of property and equipment........................     (8,208)      (28,005)
  Payments for acquisitions, net of cash acquired...........   (429,565)   (1,642,602)
  Payments for pending acquisitions.........................     (8,132)      (20,442)
  Other investing activities, net...........................        151        (5,329)
                                                              ---------   -----------
          Net cash used in investing activities.............   (409,822)   (1,467,198)
                                                              ---------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt and credit facility..........    431,316     1,145,200
  Repayment of long-term debt and credit facility...........   (199,975)     (827,952)
  Payments of financing related costs.......................    (24,992)       (8,887)
  Proceeds from issuance of common stock....................    115,737     1,186,671
  Payments received on subscribed stock.....................         --         1,801
  Proceeds from issuance of preferred stock.................     95,071            --
  Redemption of preferred stock.............................       (811)     (135,207)
  Purchase of common stock..................................       (175)         (484)
  Dividends paid on common stock............................       (765)           --
  Dividends paid on preferred stock.........................         --        (9,507)
                                                              ---------   -----------
          Net cash provided by financing activities.........    415,406     1,351,635
                                                              ---------   -----------
Net increase (decrease) in cash and cash equivalents........      1,656       (55,824)
Cash and cash equivalents at beginning of period............      9,821        70,059
                                                              ---------   -----------
Cash and cash equivalents at end of period..................  $  11,477   $    14,235
                                                              =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               CAPSTAR BROADCASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          CLASS A              CLASS B              CLASS C
                                        COMMON STOCK         COMMON STOCK         COMMON STOCK
                                     ------------------   ------------------   ------------------   ADDITIONAL       STOCK
                                       NUMBER      PAR      NUMBER      PAR      NUMBER      PAR     PAID-IN     SUBSCRIPTIONS
                                     OF SHARES    VALUE   OF SHARES    VALUE   OF SHARES    VALUE    CAPITAL      RECEIVABLE
                                     ----------   -----   ----------   -----   ----------   -----   ----------   -------------
Balance at January 1, 1998.........   2,578,839   $ 26     4,817,990   $ 48    22,812,347   $228    $  291,324      $(4,374)
  Initial public offering, net of
    expenses.......................  31,000,000    310            --     --            --     --       550,998           --
  Other issuances of common
    stock..........................     157,997      2     2,463,797     25    43,796,991    438       634,959           --
  Repurchase of common stock.......     (36,363)    (1)           --     --            --     --          (483)          --
  Conversion of Class C common
    stock to Class A common
    stock..........................     220,281      2            --     --      (220,281)    (2)           --           --
  Conversion of Class B common
    stock to Class C common
    stock..........................          --     --    (1,200,064)   (12)    1,200,064     12            --           --
  Unearned compensation related to
    granting of employee stock
    options........................          --     --            --     --            --     --           878           --
  Compensation expense.............          --     --            --     --            --     --        12,776           --
  Accrued interest on stock
    subscriptions receivable.......          --     --            --     --            --     --           137         (137)
  Payments received on stock
    subscriptions receivable.......          --     --            --     --            --     --            --        1,791
  Net loss.........................          --     --            --     --            --     --            --           --
                                     ----------   ----    ----------   ----    ----------   ----    ----------      -------
Balance at September 30, 1998......  33,920,754   $339     6,081,723   $ 61    67,589,121   $676    $1,490,589      $(2,720)
                                     ==========   ====    ==========   ====    ==========   ====    ==========      =======


                                                                      TOTAL
                                       UNEARNED     ACCUMULATED   STOCKHOLDERS'
                                     COMPENSATION     DEFICIT        EQUITY
                                     ------------   -----------   -------------
Balance at January 1, 1998.........     $  --        $ (55,167)    $  232,085
  Initial public offering, net of
    expenses.......................        --               --        551,308
  Other issuances of common
    stock..........................        --               --        635,424
  Repurchase of common stock.......        --               --           (484)
  Conversion of Class C common
    stock to Class A common
    stock..........................        --               --             --
  Conversion of Class B common
    stock to Class C common
    stock..........................        --               --             --
  Unearned compensation related to
    granting of employee stock
    options........................      (878)              --             --
  Compensation expense.............        88               --         12,864
  Accrued interest on stock
    subscriptions receivable.......        --               --             --
  Payments received on stock
    subscriptions receivable.......        --               --          1,791
  Net loss.........................        --          (71,445)       (71,445)
                                        -----        ---------     ----------
Balance at September 30, 1998......     $(790)       $(126,612)    $1,361,543
                                        =====        =========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and nine month periods ended September 30, 1997 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 for the Company included in the Registration Statement on Form S-1 of Capstar Broadcasting, as amended (Commission File No. 333-48819).

     The consolidated financial statements include the accounts of Capstar Broadcasting, and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Capstar Broadcasting is a holding company with no operations other than its investment in its subsidiaries.

NOTE 2 -- CHANCELLOR MERGER AGREEMENT

     Capstar Broadcasting has entered into an Agreement and Plan of Merger dated August 26, 1998 (the "Chancellor Merger Agreement"), with Chancellor Media and CBC Acquisition Company, Inc., a wholly-owned subsidiary of Capstar Broadcasting, pursuant to which Chancellor Media will be merged (the "Chancellor Merger") with and into CBC Acquisition Company, Inc. and will become a wholly-owned subsidiary of Capstar Broadcasting. The Chancellor Merger Agreement provides, among other things, that upon the consummation of the Chancellor Merger, Capstar Broadcasting will be renamed "Chancellor Media Corporation" (as such, the "Parent") and (i) each share of Class A Common Stock and Class C Common Stock issued and outstanding immediately prior to the effective time of the Chancellor Merger (the "Effective Time") (other than shares of Class A Common Stock and Class C Common Stock held as treasury shares) will be reclassified, changed and converted into 0.4800 of a validly issued, fully paid and nonassessable share of the common stock, par value $.01 per share ("Parent Voting Common Stock"), of the Parent, such exchange ratio being subject to adjustment as described in the Chancellor Merger Agreement, (ii) each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Class B Common Stock held as treasury shares) will be reclassified, changed and converted into 0.4800 of a validly issued, fully paid and nonassessable share of nonvoting common stock, par value $.01 per share ("Parent Nonvoting Common Stock"), of the Parent, such exchange ratio being subject to adjustment as described in the Chancellor Merger Agreement, (iii) each share of common stock, par value $.01 per share ("Chancellor Common Stock"), of Chancellor Media issued and outstanding immediately prior to the Effective Time (other than shares of Chancellor Common Stock held as treasury shares) will be converted into the right to receive one share of Parent Voting Common Stock, and (iv) each share of 7% Convertible Preferred Stock, par value $.01 per share, and $3.00 Convertible Exchangeable Preferred Stock, par value $.01 per share, in each case of Chancellor Media, will be converted into the right to receive one share of 7% Convertible Preferred Stock, par value $.01 per share ("Parent 7% Convertible Preferred Stock"), and $3.00 Convertible Exchangeable Preferred Stock, par value $.01 per share (collectively with the Parent 7% Convertible Preferred Stock, the "Parent Convertible Preferred Stock"), in each case of the Parent.

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

     Affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") own approximately 65% of the equity of Capstar Broadcasting on a fully-diluted basis and, after the Chancellor Merger, will own approximately 26% of the equity of the Parent on a fully-diluted basis after giving effect to the consummation of Chancellor Media's pending acquisition of Ranger Equity Holdings Corporation, the parent company of LIN Television Corporation.

     Consummation of the Chancellor Merger is subject to various conditions fully set forth in the Chancellor Merger Agreement, including, without limitation, the approval of the Chancellor Merger by a majority of the shares of Class A Common Stock that are present and entitled to vote on the Chancellor Merger at a stockholders meeting to be called by Capstar Broadcasting and which are beneficially owned by a holder other than Thomas O. Hicks, Capstar Broadcasting's Chairman of the Board, R. Steven Hicks, Capstar Broadcasting's Chief Executive Officer, or any of their respective affiliates, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approval from the Federal Communications Commission.

     Thomas O. Hicks, R. Steven Hicks and Capstar Broadcasting Partners, L.P., an affiliate of Hicks Muse (collectively, the "Stockholders"), entered into a Voting Agreement dated August 26, 1998 (the "Voting Agreement"), with Chancellor Media, pursuant to which each of the Stockholders has agreed, among other things, to vote in favor of the Chancellor Merger, the Chancellor Merger Agreement and any other transactions contemplated by the Chancellor Merger Agreement.

     The foregoing description of the Chancellor Merger Agreement and the Voting Agreement does not purport to be complete and is qualified in its entirety by the copies of the Chancellor Merger Agreement and Voting Agreement incorporated herein by reference as exhibits to this Quarterly Report on Form 10-Q.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks, Muse, Tate & Furst, Inc. ("Hicks, Muse") and the individual directors of Hicks, Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

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

     Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

NOTE 4 -- INITIAL PUBLIC OFFERING BY CAPSTAR BROADCASTING

     On May 29, 1998 Capstar Broadcasting completed an initial public offering (the "Offering") in which Capstar Broadcasting sold 31,000,000 shares of its Class A Common Stock at $19.00 per share for net proceeds to Capstar Broadcasting of $551,308 after deducting underwriting discounts and commissions and offering expenses of $37,692. The shares sold by Capstar Broadcasting represented approximately 28.8% of the outstanding shares of Capstar Broadcasting on May 29, 1998. Capstar Broadcasting contributed the net proceeds from the Offering to Capstar Partners which then contributed the net proceeds from the Offering to Capstar Radio. Capstar Radio used this contribution to fund a portion of the acquisition of SFX Broadcasting, Inc., a Delaware corporation ("SFX"), as discussed in Note 5 below.

NOTE 5 -- ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

  SFX Acquisition and Related Transactions

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("SFX Parent"), acquired SFX, which has been renamed Capstar Communications, Inc. ("CCI"). The acquisition was effected through the merger (the "SFX Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent ("Sub"), with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became a direct wholly-owned subsidiary of Capstar Radio. The total consideration paid by the Company in the SFX Merger was approximately $1,500,000 (the "SFX Merger Consideration"), including the repayment of the outstanding balance under the existing credit facility of SFX (the "SFX Credit Facility") of approximately $313,000. Consummation of the SFX Merger and related transactions increased the Company's portfolio of stations by 67 owned and operated radio stations (50 FM and 17 AM) and two radio stations on which the Company sells commercial time.

     The SFX Merger and other related transactions, including (i) certain station acquisitions and dispositions completed contemporaneously with the SFX Merger (as discussed below), (ii) the repayment of outstanding indebtedness of SFX under the SFX Credit Facility, (iii) the redemption of approximately $154,000 aggregate principal amount of CCI's 10 3/4% Senior Subordinated Notes Due 2006 (the "10 3/4% CCI Notes") (as discussed in Note 9), and (iv) the redemption of approximately $119,600 aggregate liquidation preference of CCI's 12 5/8% Series E Cumulative Exchangeable Preferred Stock, par value $.01 per share ("CCI Series E Preferred Stock") (as discussed in Note 9), were financed with (A) the net proceeds from the Offering, (B) borrowings of $590,600 (the "Capstar Loan") under the Capstar Credit Facility (as defined in Note 9), (C) borrowings of $150,000 from Chancellor Media Corporation of Los Angeles ("Chancellor Media"), an affiliate, and (D) net proceeds of approximately $221,429 from sales of certain assets.

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into a Letter Agreement (the "Chancellor Exchange Agreement") pursuant to which Capstar Broadcasting agreed to exchange 11 SFX stations in the Dallas, Houston, San Diego and Pittsburgh markets ("Chancellor Exchange

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

Stations") having an aggregate deemed market value of $637,500 for certain stations to be acquired by Chancellor Media during the three-year period ending February 20, 2001 (the "Exchange Period"). SFX station KODA-FM, which is a Chancellor Exchange Station, was exchanged for certain radio stations in the Austin, Texas and the Jacksonville, Florida markets concurrently with the consummation of the SFX Merger. The remaining Chancellor Exchange Stations will be exchanged for mid-sized market radio stations to be identified by Capstar Broadcasting and paid for by Chancellor Media. Capstar Broadcasting and Chancellor Media intend for the exchange transactions to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Capstar Broadcasting, however, bears all risks related to the tax treatment of the exchanges. Capstar Broadcasting has agreed not to solicit, initiate or encourage the submission of proposals for the acquisition of the Chancellor Exchange Stations or to participate in any discussions for such purpose during the Exchange Period, other than as contemplated under the Chancellor Exchange Agreement. Concurrently with the consummation of the SFX Merger, Chancellor Media began providing services to the Chancellor Exchange Stations (other than KODA-FM, which was acquired, via a like-kind exchange by Chancellor Media) pursuant to separate local marketing agreements ("LMAs") until such stations are exchanged. Chancellor Media retains the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. As of September 30, 1998, the Company earned LMA fees of approximately $16,500 from the Chancellor Exchange Stations. The LMA fees earned by the Company will decrease as Chancellor Exchange Stations are exchanged. During the pendency of the Chancellor Merger (as defined), the Company does not anticipate effecting any exchanges with Chancellor Media.

     On May 21, 1998, SFX completed the acquisition of three radio stations (two FM and one AM) in the Nashville, Tennessee market from Sinclair Broadcasting Group for an aggregate purchase price of approximately $35,000 in cash (the "Nashville Purchase Price"). SFX funded the Nashville Purchase Price with excess cash on hand.

     On May 29, 1998, CCI exchanged station KODA-FM in Houston, Texas for Chancellor Media radio stations WAPE-FM and WFYV-FM in Jacksonville, Florida and approximately $90,250 in cash (the "KODA Exchange"). In an exchange under
Section 1031 of the Code, the indirect, wholly-owned subsidiaries of CCI, through a qualified intermediary, used the $90,250 in cash received from Chancellor Media to acquire radio stations KASE-FM, KVET-AM and KVET-FM in Austin, Texas. The deemed value of the KODA Exchange was $143,250.

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

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

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

  Other Acquisitions and Dispositions

     In addition to the SFX Merger and the other related transactions described above, during the nine months ended September 30, 1998, the Company acquired 27 AM and 50 FM radio stations and related broadcast equipment through several acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition.

     Acquisition activity during the nine months ended September 30, 1998 was as follows. All consideration paid for the acquisitions scheduled below consisted solely of cash and promissory notes, except for one of the stations acquired from Americom, the Jacor acquisition and the Boswell acquisition which were exchanges of like-kind assets.

                                           STATIONS
                                           ACQUIRED
                                           ---------     DATE OF
TRANSACTION                                AM    FM    ACQUISITION   PURCHASE OF       COST
-----------                                ---   ---   -----------   ------------   ----------
Patterson Broadcasting...................  14    25    January       Common Stock   $  227,186
Quass Broadcasting.......................   1     2    January       Common Stock       16,281
Knight Radio.............................   3     5    January       Assets             66,180
East Penn Broadcasting...................   1    --    January       Assets              2,010
Commonwealth Broadcasting................   1     2    February      Assets              5,514
Brantly Broadcast Associates.............  --     1    February      Assets              1,735
KOSO.....................................  --     1    April         Assets              8,472
Americom.................................   1     3    April         Assets             26,662
KDOS LP..................................   1     1    April         Assets              3,532
Grant....................................   1    --    May           Assets              3,440
SFX......................................  17    50    May           Common Stock    1,274,656
Class Act................................  --     1    June          Assets              1,068
KRNA.....................................  --     1    June          Assets              6,398
University of Alaska.....................  --     1    June          Assets                221
ARS......................................   2     2    July          Assets              6,505
Dynacom..................................  --     2    July          Assets              5,923
Jacor....................................   1    --    August        Assets              5,000
Ogallala Broadcasting....................   1     2    September     Assets              3,850
Boswell..................................  --     1    September     Assets             11,750
                                                                                    ----------
                                                                                    $1,676,383
                                                                                    ==========

     Additionally, in April 1998, the Company acquired Prophet Systems, Inc., a manufacturer, seller and distributor of combination hardware-software devices which permit the remote programming of radio station

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES broadcasts, for aggregate consideration of approximately $15,000 in cash. Pursuant to the asset purchase agreement, Capstar Broadcasting will issue 285,714 shares of Class A Common Stock, upon the satisfaction of certain conditions contained in the asset purchase agreement.

     The acquisitions during the nine months ended September 30, 1998 are summarized in the aggregate as follows:

                                                                  FOR THE
                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                                   1998
                                                               -------------
Consideration:
  Cash and notes............................................    $1,583,053
  Acquisition costs.........................................        72,149
  Assets exchanged..........................................        21,181
                                                                ----------
          Total.............................................    $1,676,383
                                                                ==========
Assets acquired and liabilities assumed:
  Cash......................................................    $   16,488
  Accounts receivable.......................................        89,642
  Prepaid expenses and other................................       111,938
  Property and equipment....................................       125,360
  Intangible assets.........................................     3,614,399
  Accounts payable..........................................       (11,960)
  Accrued liabilities.......................................      (135,257)
  Deferred income taxes.....................................    (1,038,369)
  Long-term debt............................................      (812,253)
  Preferred stock...........................................      (283,605)
                                                                ----------
          Total.............................................    $1,676,383
                                                                ==========

     In addition to the SFX Merger and other related transactions described above, during the nine months ended September 30, 1998, the Company disposed of 6 AM and 11 FM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $116,369, including $85,038 in cash, $10,150 in notes and $21,181 in broadcast properties. The carrying value of net assets sold related to these stations approximated the consideration received.

     The following unaudited proforma summary presents the consolidated results of operations for the nine months ended September 30, 1997 and 1998 as if the acquisitions and dispositions completed through September 30, 1998 had occurred at the beginning of 1997. These pro forma results have been prepared for

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                1997        1998
                                                              ---------   ---------
Net revenue.................................................  $ 415,415   $ 459,001
                                                              =========   =========
Loss before extraordinary item..............................   (104,555)   (117,364)
                                                              =========   =========
Net loss....................................................   (106,848)   (124,669)
                                                              =========   =========
Basic and diluted loss per common share before extraordinary
  loss......................................................      (1.29)      (1.45)
                                                              =========   =========
Net loss attributable to common stock.......................   (112,227)   (124,669)
                                                              =========   =========
Basic and diluted loss per common share.....................      (1.39)      (1.54)
                                                              =========   =========

     Subsequent to September 30, 1998, the Company acquired 1 AM and 3 FM radio stations and related broadcast equipment through several acquisitions for aggregate consideration in cash of approximately $24,935. The acquisitions were funded with borrowings under the Capstar Credit Facility (as defined) and available cash on hand.

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

     Additionally, the Company has entered into five agreements to acquire 17 additional radio stations (4 AM and 13 FM) and related broadcast equipment for aggregate consideration in cash of approximately $29,200. The Company currently operates 13 of these stations under either LMA's or joint sales agreements.

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                     DEPRECIABLE
                                     DEPRECIATION       LIFE       DECEMBER 31,   SEPTEMBER 30,
                                        METHOD         (YEARS)         1997           1998
                                     -------------   -----------   ------------   -------------
Buildings and improvements.........  Straight-line      5-20         $ 17,006       $ 39,813
Broadcasting and other Equipment...  Straight-line      3-20           85,481        192,270
Equipment under capital lease
  Obligations......................  Straight-line       3-5            1,356          1,012
                                                                     --------       --------
                                                                      103,843        233,095
Accumulated depreciation and
  Amortization.....................                                   (10,336)       (22,189)
                                                                     --------       --------
                                                                       93,507        210,906
Land...............................                                    13,210         16,986
                                                                     --------       --------
                                                                     $106,717       $227,892
                                                                     ========       ========

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

     Depreciation and amortization expense of property and equipment for the nine months ended September 30, 1997 and 1998 was approximately $6,398 and $12,165, respectively.

NOTE 7 -- INTANGIBLES

     Intangibles consist of the following:

                                                    AMORTIZABLE
                                   AMORTIZATION        LIFE       DECEMBER 31,   SEPTEMBER 30,
                                      METHOD          (YEARS)         1997           1998
                                  ---------------   -----------   ------------   -------------
FCC licenses....................  Straight-line          40         $861,502      $4,163,666
Goodwill........................  Straight-line          40            2,784          65,844
Noncompete agreements...........  Straight-line         1-3            6,115          14,282
Organization costs..............  Straight-line           5            3,040             453
Deferred financing costs........  Interest Method        --           21,358          26,364
Other...........................  Straight-line         3-5            6,700           8,608
                                                                    --------      ----------
                                                                     901,499       4,279,217
Accumulated amortization........                                     (25,888)        (70,152)
                                                                    --------      ----------
                                                                     875,611       4,209,065
Pending acquisition costs.......                                       5,934          20,442
                                                                    --------      ----------
                                                                    $881,545      $4,229,507
                                                                    ========      ==========

     Amortization expense of intangible assets for the nine months ended September 30, 1997 and 1998 was approximately $10,896 and $49,286 respectively.

NOTE 8 -- ACCRUED LIABILITIES

     Accrued liabilities consists of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Accrued compensation........................................    $ 4,252         $ 3,595
Accrued acquisition costs...................................      5,284           5,118
Accrued interest............................................        960          20,533
Accrued commissions.........................................      2,403           9,340
Barter payable..............................................      1,082           4,531
Deferred revenues...........................................        537           2,476
Accrued music license fees..................................        425           1,719
Accrued loss in limited liability companies.................         --           3,541
Other.......................................................      1,883          13,493
                                                                -------         -------
                                                                $16,826         $64,346
                                                                =======         =======

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

NOTE 9 -- LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Capstar Credit Facility.....................................    $141,700      $  886,000
12 3/4% Capstar Partners Notes, $277,000 principal,
  including unamortized discount of $93,728, due 2009.......     166,991         183,272
9 1/4% Capstar Radio Notes, $200,000 principal, including
  unamortized discount of $724, due 2007....................     199,238         199,276
13 1/4% Capstar Radio Notes.................................      79,816              --
Chancellor Note (due to an affiliate).......................          --         150,000
10 3/4% CCI Notes, $450,000 principal, including unamortized
  premium of $30,100, due 2006..............................          --         324,234
Capital lease obligation and other notes payable at various
  interest rates............................................       6,827          12,303
                                                                --------      ----------
                                                                 594,572       1,755,085
Less current portion........................................      (1,388)        (17,020)
                                                                --------      ----------
                                                                $593,184      $1,738,065
                                                                ========      ==========

     In connection with the SFX Merger, Capstar Radio, as the borrower, entered into a new credit agreement, dated as of May 29, 1998 (the "Capstar Credit Facility"), with Capstar Broadcasting, Capstar Partners, and the financial institutions party thereto. The Capstar Credit Facility consists of a $500,000 revolving loan, a $450,000 term loan facility (the "A Term Loan") and a $400,000 term loan (the "B Term Loan"). The Capstar Credit Facility also contains mechanisms that permit Capstar Radio to request additional term loans and revolving credit loans in an aggregate amount up to $550,000; provided, however, that all such additional loans are subject to future commitment availability and approval from the banks and are not currently available under the Capstar Credit Facility. The revolving loan matures on November 30, 2004. The A Term Loan provides for scheduled loan repayments from August 31, 1999 to November 30, 2004. The B Term Loan provides for scheduled loan repayments from August 31, 1998 to May 31, 2005. Up to $150,000 of the revolving loan commitment is available to Capstar Radio for the issuance of letters of credit. As of September 30, 1998, $451,590 was available for borrowing under the Capstar Credit Facility. Due to the Company replacing its previous credit facility with the Capstar Credit Facility, an extraordinary loss, net of tax, of approximately $2,605 was recognized in the second quarter of 1998.

     The revolving loans and the term loans bear interest at a rate based, at the option of Capstar Radio, on (i) a base rate defined as the higher of 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate or the administrative agent bank's prime lending rate, plus an incremental rate or (ii) the Eurodollar rate, plus an incremental rate. The weighted-average interest rates on revolving loans outstanding at September 30, 1998 was 7.9%. Capstar Radio pays fees ranging from 0.25% to 0.50% per annum on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter end. In addition, Capstar Radio is required to pay letter of credit fees.

     The Capstar Credit Facility contains customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Radio to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, make capital expenditures and enter new lines of business. The Capstar Credit Facility limits the ability of Capstar Radio and its subsidiaries to make additional acquisitions in excess of $200,000 on an individual basis without the prior consent of a majority of the banks. Substantially all the assets of Capstar Radio and its subsidiaries are restricted. Under the Capstar Credit Facility, Capstar Radio is also required to satisfy certain financial covenants, which require Capstar Radio and its subsidiaries to

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES maintain specified financial ratios and to comply with certain financial tests, such as maximum leverage ratio and minimum consolidated EBITDA to consolidated net cash interest expense.

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

     In connection with the SFX Merger, Capstar Broadcasting, borrowed $150,000 (the "Chancellor Loan") from Chancellor Media evidenced by a note (the "Chancellor Note"). The Chancellor Note bears interest at a rate of 12% per annum (subject to increase in certain circumstances), payable quarterly, of which 5/6 is payable in cash and 1/6 is, at Capstar Broadcasting's option, either payable in cash or added to the principal amount of the Chancellor Note. In addition, Capstar Broadcasting may elect to defer the 5/6 portion payable in cash, in which case the Chancellor Note would bear interest at a rate of 14% per annum. If Capstar Broadcasting elects to pay interest when due, quarterly interest payments will equal $4,500, payable until maturity. As of September 30, 1998, the Company has incurred and paid $6,100 in interest expense. The Chancellor Note will mature on the twentieth anniversary of the date of issuance, provided that Capstar Broadcasting may prepay all or part of the outstanding principal balance and, in certain circumstances, Chancellor Media has the right to require Capstar Broadcasting to prepay part of the outstanding principal balance. The common stock of Capstar Partners was pledged by Capstar Broadcasting on a first priority basis to Chancellor Media as collateral for the Chancellor Note.

     After the consummation of the SFX Merger, CCI remained liable for the $450,000 in aggregate principal amount of the 10 3/4% CCI Notes. Interest is payable semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. The notes are unsecured obligations of CCI and are subordinate to all senior debt of CCI.

     All 2,392,022 shares of CCI Series E Preferred Stock remained outstanding after the consummation of the SFX Merger. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. Subject to certain conditions, the shares of the CCI Series E Preferred Stock are exchangeable in whole or in part, on a pro rata basis, at the option of CCI, on any dividend payment date, for CCI's 12 5/8% Senior Subordinated Exchangeable Debentures due 2006 ("CCI Exchange Notes"), provided that immediately after giving effect to any partial exchange, there shall be outstanding CCI Series E Preferred Stock with an aggregate liquidation preference of not less than $50,000 and not less than $50,000 in aggregate principal amount of CCI Exchange Notes. CCI is required, subject to certain conditions, to redeem all of the CCI Series E Preferred Stock outstanding on October 31, 2006.

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

     On July 3, 1998, (i) pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154,000 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172,800 including a $16,600 redemption premium and $2,200 of accrued interest (The carrying value of the

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

10 3/4% CCI Notes approximated their fair value at the date of the SFX Merger.) and (ii) pursuant to the terms of the Certificate of Designation that governs the CCI Series E Preferred Stock (the "CCI Certificate of Designation"), CCI redeemed $119,600 aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141,800, including a $15,100 redemption premium and $7,000 of accrued dividends (The carrying value of the CCI Series E Preferred Stock approximated its fair value on the date of the SFX Merger.).

     The SFX Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and CCI's 11 3/8% Senior Subordinated Notes due 2000 (the "CCI 11 3/8% Notes") and under the CCI Certificate of Designation. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes, CCI 11 3/8% Notes and CCI Series E Preferred Stock, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998 (i) $1,866 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1,915, including an $18 purchase premium and $31 of accrued interest (The carrying value of the 10 3/4% CCI Notes approximated their fair value at the date of the SFX Merger.) and (ii) $500 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends (The carrying value of the CCI Series E Preferred Stock approximated its fair value on the date of the SFX Merger.). No 11 3/8% CCI Notes were tendered for repurchase.

NOTE 10 -- STOCKHOLDER'S EQUITY

     On January 26, 1998, Capstar Broadcasting issued 558,496 shares of its Class B Common Stock for cash, and 7,518,797 shares of its Class C Common Stock for cash, each at a per share price of $13.30. On February 4, 1998, Capstar Broadcasting issued 11,278,195 shares of Class C Common Stock for cash at a per share price of $13.30. On March 18, 1998, Capstar Broadcasting issued 21,428,571 shares of Class C Common Stock for cash at a per share price of $14.00. On April 3, 1998, Capstar Broadcasting issued 3,571,428 shares of Class C Common Stock for cash at a per share price of $14.00. On April 10, 1998, Capstar Broadcasting issued 1,905,301 shares of Class B Common Stock for cash at a per share price of $14.00. During the second quarter of 1998, Capstar Broadcasting issued 120,000 shares of Class A Common Stock for $1,596 in connection with the exercise of employee stock options. On May 29, 1998, Capstar Broadcasting issued 35,699 shares of Class A Common Stock for cash at a per share price of $14.00. On July 27, 1998, Capstar Broadcasting issued 2,298 shares of Class A Common Stock for $23,450 in connection with the exercise of employee stock options.

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

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES

     The terms of these warrants give rise to variable treatment for accounting purposes. As a result, compensation expense is measured at each reporting period and recognized based on the specific terms of the warrants.

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

     On July 5, 1998, a director of Capstar Broadcasting was granted a warrant to purchase 200,000 shares of Class A Common Stock at an exercise price of $14.00 per share. The terms of this warrant are the same as the terms of the warrants granted in April, 1998 to the two executive officers of Capstar Broadcasting.

     During the three and nine month periods ended September 30, 1997 and 1998, the Company had common stock options and warrants outstanding which were not included in the diluted earnings per share calculation because the options and warrants would have been anti-dilutive.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal in 1998, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the 1998 deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

NOTE 12 -- LOSS ON INVESTMENTS IN LIMITED LIABILITY COMPANIES

     Other (income) expense includes a loss on investments in Limited Liability Companies (LLCs) comprised of (i) write downs of notes receivable from the LLCs and (ii) certain performance obligations under the LLCs' borrowing arrangements for which the Company acts as guarantor.

NOTE 13 -- IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A Company-wide assessment of systems and operations is underway to identify any computer systems, including equipment with embedded chips, which do not properly recognize dates after December 31, 1999. The Company uses purchased software programs for a variety of financial applications, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. Unrelated to the Year 2000 Issue, the Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999. The Company believes that its other financial applications are Year 2000 compliant.

     The Company's Year 2000 implementation plan also includes the actual remediation and replacement of computer systems and other equipment with embedded chips or processors (i.e. individual work stations, phone systems, etc.) that are not Year 2000 compliant.

     In addition, the Company is assessing its exposure from external sources to Year 2000 failures. These efforts are partially complete. The Company does rely on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company is in the process of developing contingency plans intended to mitigate the possible disruption in business operations that may result from certain of the Company's or third-parties' critical or necessary systems that are not Year 2000 compliant, and is developing cost estimates for such plans. Through September 30, 1998, the Company has incurred minimal costs specifically related to the Year 2000 Issue and estimates spending an aggregate cost of less than $1.0 million. Funding of these costs is anticipated to come from cash generated in business operations.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of Year 2000 Issue. However, the Company's management presently believes the Company is taking appropriate steps to assess and control its Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 Issue, due in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

     A Company-wide assessment of systems and operations is underway to identify any information technology and non-technology systems, including equipment with embedded chips, which do not properly recognize dates after December 31, 1999. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. The Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999 at an estimated cost of $17.7 million. The Company believes that its other financial applications are Year 2000 compliant. The Company's Year 2000 implementation plan also includes ensuring that all individual work stations are Year 2000 compliant. The Company is identifying and replacing technical items, including phone systems, which are not Year 2000 compliant at an estimated aggregate cost of less than $1.0 million.

     The Company does not expect the costs of rendering its accounting systems and the systems at its radio Year 2000 compliant to be material and expects to complete these upgrades on a timely basis. However, there

            CAPSTAR BROADCASTING CORPORATION, INC. AND SUBSIDIARIES can be no assurance that this will be the case. Further, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. Therefore, there can be no assurance that the failure of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

     As of September 30, 1998, the Company currently owns and operates, provides programming to or sells advertising on behalf of 312 radio stations located in 77 markets. Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 352 radio stations located in 83 markets. The Company anticipates that it will consummate the pending acquisitions and dispositions; however, the closing of each such acquisition or disposition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control, and the availability of financing to the Company on acceptable terms. No assurances can be given that regulatory approval will be received, or that the terms of the Company's existing indebtedness or any other instruments of indebtedness to which the Company may in the future become a party will permit additional financing for the pending transactions or that such financing will be available to the Company on acceptable terms.

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

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of the Company for the three months ended September 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                FOR THE THREE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                 1997         1998
                                                              ----------   -----------
                                                               (DOLLARS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Operating Data:
  Net revenue...............................................  $   51,247   $   161,906
  Station operating expenses................................      34,946        88,639
  Depreciation and amortization.............................       7,956        31,050
  Corporate expenses........................................       4,294         6,181
  LMA fees..................................................         306            51
  Noncash compensation expense..............................          --        (8,796)
  Operating income (loss)...................................       3,745        44,781
  Interest expense..........................................      12,154        40,720
  Net loss..................................................     (15,832)      (20,745)
  Net loss attributable to common stock.....................  $  (21,211)  $   (20,745)
  Basic and diluted loss per common share...................  $    (0.72)  $     (0.19)
  Weighted average common shares outstanding................  29,581,072   107,590,949
Other Data:
  Broadcast cash flow(1)....................................  $   16,301   $    73,267
  Broadcast cash flow margin................................        31.8%         45.3%
  EBITDA (before noncash compensation expense and LMA
     fees)(2)...............................................      12,007        67,086

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

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $110.7 million or 215.9% to $161.9 million for the three months ended

September 30, 1998 from $51.2 million for the three months ended September 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, net revenue increased $17.9 million or 12.1% to $165.8 million from $147.9 million in the three months ended September 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $53.7 million or 153.6% to $88.6 million for the three months ended September 30, 1998 from $34.9 million for the three months ended September 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, operating expenses increased $4.6 million or 5.3% to $92.2 million from $87.6 million in the period ended September 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 59.2% in 1997 to 55.6% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $1.9 million or 43.9% to $6.2 million for the three months ended September 30, 1998 from approximately $4.3 million for the three months ended September 30, 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $23.1 million or 290.3% to $31.1 million for the three months ended September 30, 1998 from $8.0 million for the three months ended September 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Noncash compensation expense related to certain options, warrants, and stockholder non-recourse notes was a credit of $8,796 in the three months ended September 30, 1998 due to the decrease in market value from June 30, 1998 to September 30, 1998 of the Company's Class A Common Stock.

     Other Expenses (Income). Interest expense increased $28.5 million or 235.0% to $40.7 million in the three months ended September 30, 1998 from $12.2 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions.

     Net Loss. Due to the impact of the various acquisitions and dispositions that the Company has completed and a charge of $28.6 million in 1998 relating to
(i) the write-down of notes receivable from LLCs and (ii) certain performance obligations under the LLCs borrowing arrangements for which the Company acts as guarantor, net loss increased $4.9 million to $20.7 million for the three months ended September 30, 1998 from $15.8 million for the three months ended September 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $57.0 million or 349.5% to $73.3 million for the three months ended September 30, 1998 from $16.3 million for the three months ended September 30, 1997. The broadcast cash flow margin was 45.3% for the three months ended September 30, 1998 compared to 31.8% for the three months ended September 30, 1997.

     EBITDA (before noncash compensation expense and LMA fees). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before noncash compensation expense and LMA fees) increased $55.1 million or 458.7% to $67.1 million for the three months ended September 30, 1998 from $12.0 million for the three months ended September 30, 1997. The EBITDA (before noncash compensation expense and LMA fees) margin for the three months ended September 30, 1998 was 41.4% compared to 23.4% for the three months ended September 30, 1997.

     The following table presents summary supplemental historical consolidated financial data of the Company for the nine months ended September 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statement of the Company and the related notes included elsewhere in the Quarterly Report on Form 10-Q.

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                               (DOLLARS IN THOUSANDS
                                                              EXCEPT PER SHARE DATA)
Operating Data:
  Net revenue...............................................  $  116,404   $  337,903
  Station operating expenses................................      78,895      204,135
  Depreciation and amortization.............................      17,294       61,451
  Corporate expenses........................................       9,399       13,996
  LMA fees..................................................       2,437        3,372
  Noncash compensation expense..............................      10,818       13,673
  Operating income (loss)...................................      (2,439)      41,276
  Interest expense..........................................      29,393       79,164
  Net loss..................................................     (33,817)     (71,445)
  Net loss attributable to common stock.....................  $  (40,888)  $  (71,445)
  Basic and diluted loss per common share...................  $    (1.72)  $    (0.88)
  Weighted average common shares outstanding................  23,825,103   80,965,457
Other Data:
  Broadcast cash flow(1)....................................  $   37,509   $  133,768
  Broadcast cash flow margin................................        32.2%        39.6%
  EBITDA (before noncash compensation expense and LMA
     fees)(2)...............................................      28,110      119,772
  Cash Flows Related To:
     Operating activities...................................      (3,928)      59,739
     Investing activities...................................    (409,822)  (1,467,198)
     Financing activities...................................     415,406    1,351,635
     Capital expenditures...................................  $    8,208   $   28,005

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

  Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $221.5 million or 190.3% to $337.9 million for the nine months ended September 30, 1998 from $116.4 million for the nine months ended September 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from JSAs and LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, net revenue increased $43.6 million or 10.5% to $459.0 million from $415.4 million in the nine months ended September 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $125.2 million or 158.7% to $204.1 million for the nine months ended September 30, 1998 from $78.9 million for the nine months ended September 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the JSAs and the LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, operating expenses increased $15.0 million or 5.9% to $268.9 million from $253.9 million in the period ended September 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 61.1% in 1997 to 58.6% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $4.6 million or 48.9% to $14.0 million for the nine months ended September 30, 1998 from approximately $9.4 million for the nine months ended September 30, 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $44.2 million or 255.3% to $61.5 million for the nine months ended September 30, 1998 from $17.3 million for the nine months ended September 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Noncash compensation expense related to certain options, warrants and stockholder non-recourse notes increased $2.9 million or 26.4% to $13.7 million in the nine months ended September 30, 1998 from $10.8 million in the nine months ended September 30, 1997 due to the increase in the fair value of Capstar Broadcasting's common stock.

     Other Expenses (Income). Interest expense increased $49.8 million or 169.3% to $79.2 million in the nine months ended September 30, 1998 from $29.4 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions.

     In 1998, the Company recorded an extraordinary loss of $7.3 million relating to the purchase of the 13 1/4% Capstar Radio Notes and the termination of the Company's prior credit facility.

     Net Loss. Due to the impact of the various acquisitions and dispositions that the Company has completed and a charge of $28.6 million in 1998 relating to
(i) the write-down of notes receivable from LLCs and (ii) certain performance obligations under the LLCs borrowing arrangements for which the Company acts as guarantor, net loss increased $37.6 million to $71.4 million for the nine months ended September 30, 1998 from $33.8 million for the nine months ended September 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $96.3 million or 256.6% to $133.8 million for the nine months ended September 30, 1998 from $37.5 million for the nine months ended September 30, 1997. The broadcast cash flow margin was 39.6% for the nine months ended September 30, 1998 compared to 32.2% for the nine months ended September 30, 1997.

     EBITDA (before noncash compensation expense and LMA fees). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before noncash compensation expense and LMA fees) increased $91.7 million or 326.1% to $119.8 million for the nine months ended

September 30, 1998 from $28.1 million for the nine months ended September 30, 1997. The EBITDA (before noncash compensation expense and LMA fees) margin for the nine months ended September 30, 1998 was 35.4% compared to 24.1% for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's acquisition strategy has required a significant portion of the Company's capital resources. The acquisitions that have been completed by the Company were funded from one or a combination of the following sources: (i) equity investments in the Company from Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and its affiliates and management of the Company of approximately $872.7 million; (ii) assumption of indebtedness of acquired companies, including the 13 1/4% Capstar Radio Notes, the 10 3/4% CCI Notes, and the 11 3/8% CCI Notes; (iii) net proceeds from the issuance of the 12 3/4% Senior Discount Notes due 2009 of Capstar Partners (the "12 3/4% Capstar Partners Notes") in February 1997 of approximately $150.3 million; (iv) net proceeds from the issuance of the 12% Senior Exchangeable Preferred Stock, par value $0.01 per share, of Capstar Partners (the "12% Capstar Partners Preferred Stock") in June 1997 of approximately $100.0 million; (v) net proceeds from the issuance of the 9 1/4% Senior Subordinated Notes due 2007 of Capstar Radio (the "9 1/4% Capstar Radio Notes") in June 1997 of approximately $199.2 million; (vi) the Chancellor Loan;
(vii) net proceeds of approximately $551.3 million (after deducting underwriting discounts and commissions and offering expenses of $37.7 million), from the Offering; (viii) borrowings under the Capstar Credit Facility and other bank indebtedness of the Company of approximately $886.0 million; (ix) net proceeds from dispositions of certain assets of the Company of approximately $265.2 million; and (x) cash flows from operating activities.

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

     In connection with the financing of the acquisition of Osborn Communications Corporation in February 1997, Capstar Partners issued the 12 3/4% Capstar Partners Notes at a substantial discount from their aggregate principal amount at maturity of $277.0 million, generating gross proceeds to the Company of approximately $150.3 million. The 12 3/4% Capstar Partners Notes pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. As of September 30, 1998, the outstanding principal balance was $183.3 million. On August 1, 2002 and thereafter, interest of approximately $17.7 million will be payable semi-annually on February 1 and August 1 of each year until maturity on February 1, 2009.

     In June 1997, Capstar Radio issued the 9 1/4% Capstar Radio Notes in connection with certain acquisitions that were completed during the third quarter of 1997. As of September 30, 1998, the outstanding principal balance was $199.3 million. Interest payments of $9.25 million on the 9 1/4% Capstar Radio Notes are payable semi-annually on January 1 and July 1 of each year until maturity on July 1, 2007.

     In June 1997, Capstar Partners issued 1,000,000 shares of the 12% Capstar Partners Preferred Stock in connection with the financing of the acquisition of GulfStar Communications, Inc. Dividends on the 12% Capstar Partners Preferred Stock accumulate from the date of issuance and are payable semi-annually on January 1 and July 1 of each year at a rate per annum of 12% of the $100.00 per share liquidation preference. Dividends may be paid, at Capstar Partners' option, on any dividend payment date occurring on or before July 1, 2002, either in cash or in additional shares of 12% Capstar Partners Preferred Stock. Capstar Partners paid the required dividend on January 1, 1998 and July 1, 1998 by issuing an additional 64,658 shares and 63,872 shares, respectively, of 12% Capstar Partners Preferred Stock and intends to pay in kind dividends, rather than cash, through July 1, 2002. As of October 31, 1998, 1,128,530 shares of the 12% Capstar Partners Preferred Stock were issued and outstanding.

     CCI remained liable after the consummation of the SFX Merger for the outstanding indebtedness of SFX under the 10 3/4% CCI Notes and the 11 3/8% CCI Notes. On July 3, 1998, pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172.8 million, including a $16.6 million redemption premium and $2.2 million of accrued interest. The SFX Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and the CCI 11 3/8% Notes. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes and CCI 11 3/8% Notes, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998, $1.9 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1.9 million, including a $18,000 purchase premium and $31,000 of accrued interest. No 11 3/8% CCI Notes were tendered for repurchase. The partial redemption and the change of control offers were funded with borrowings under the Capstar Credit Facility. Interest payments of approximately $15.8 million are payable on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. Interest payments of approximately $32,000 are payable on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year until maturity on October 1, 2000.

     Upon completion of the SFX Merger, all 2,392,022 shares of CCI Series E Preferred Stock remained outstanding. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. CCI paid the required dividend on July 15, 1998 by issuing an additional 75,169 shares of CCI Series E Preferred Stock, and CCI intends to pay in kind dividends, rather than cash dividends, through January 15, 2002. On July 3, 1998, pursuant to the terms of the CCI Certificate of Designation, CCI redeemed $119.6 million aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141.8 million, including a $15.1 million redemption premium and $7.0 million of accrued dividends. The SFX Merger resulted in a change of control under the CCI Certificate of Designation. Pursuant to a change of control offer to acquire all of the outstanding CCI Series E Preferred Stock, which commenced on June 8, 1998, CCI purchased on July 10, 1998, $500,400 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536,000, including a $5,000 purchase premium and $31,000 of accrued dividends. The partial redemption and the change of control offer were funded with borrowings under the Capstar Credit Facility. As of October 31, 1998, 1,266,176 shares of the CCI Series E Preferred Stock were issued and outstanding.

     In 1998, the Company received proceeds in the amount of $634.1 million from equity investments of Hicks Muse and its affiliates, of which (i) approximately $467.7 million was used to consummate station acquisitions, to repay indebtedness under the Capstar Credit Facility, and to purchase all of the outstanding 13 1/4% Capstar Radio Notes and (ii) approximately $166.4 million was used to consummate in part the SFX Merger and related transactions.

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

     Concurrently with the Offering, Capstar Radio entered into the Capstar Credit Facility and terminated its existing credit facility. The Capstar Credit Facility consists of a $500 million revolving loan, a $450 million A Term Loan and a $400 million B Term Loan. The Capstar Credit Facility also contains mechanisms that permit Capstar Radio to request additional term loans and revolving credit loans in an aggregate amount up to $550 million; provided however, that all such additional loans are subject to future commitment availability and approval from the banks and are not currently available under the Capstar Credit Facility. Borrowings under the Capstar Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. The Company as of October 31, 1998 had borrowings of approximately $903.0 million outstanding under the Capstar Credit Facility comprised of $54.0 million in revolving loans, $450 million under the A Term Loan and $399 million under the B Term Loan, with a weighted average effective interest rate of 7.7% per annum. As of October 31, 1998, $435.9 million was available for borrowing. Beginning August 31, 1999, the A Term Loan will require scheduled annual principal payments, payable quarterly, of $45 million for the first year, $67.5 million in the second and third years, $90 million for the fourth and fifth years, and two quarterly payments of $45 million during the final year commencing August 31, 2004. Beginning August 31, 1998, the B Term Loan will require scheduled annual principal payments, payable quarterly, of $4 million in the first, second, third, fourth and fifth years following the Closing Date (as defined in the Capstar Credit Facility), $180 million in the sixth year following the Closing Date and $200 million in the seventh year following the Closing Date.

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

     CCI estimates that in connection with (i) SFX's distribution on April 27, 1998 of all the capital stock owned by SFX in SFX Entertainment, Inc. ("SFX Entertainment") to certain of SFX's stockholders and other security holders (the "Spin-Off") and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $94.0 million. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (including any tax liability of CCI arising from such indemnification payments), which full indemnity payments are presently estimated to be approximately $105 million. On June 30 and September 30, 1998, CCI received approximately $52.5 million and $26.2 million, respectively, in cash from SFX Entertainment in partial payment of SFX Entertainment's indemnity obligation. It is anticipated that CCI will receive the remaining balance of approximately $26.3 million in cash from SFX Entertainment on December 31, 1998. In connection with certain asset divestiture transactions occurring immediately after the SFX Merger, CCI incurred a federal income tax liability of approximately $26.0 million. These federal income taxes resulting from the Spin-Off and the divestiture transactions will be due in full by March 15, 1999.

     Chancellor Media has agreed to provide services for ten large market CCI stations under separate LMAs with the Company for approximately $49.4 million per year for up to three years after the consummation of the SFX Merger. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by the Company over a three-year period, with corresponding decreases in the amount of the LMA fees received by the Company as stations are exchanged. No assurances can be given that stations acquired by the Company will generate cash flows comparable to the LMA fees to be received from Chancellor Media in connection therewith, either initially when such stations are acquired or at all. As of September 30, 1998, Chancellor had paid the Company approximately $16.5 million pursuant to such LMAs. During the pendency of the Chancellor Merger, the Company does not anticipate effecting any exchanges with Chancellor Media. Chancellor Media is currently assessing whether the terms of the letter agreement will be modified upon the consummation of the Chancellor Merger.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures estimated at $51.0 million for fiscal year 1998 and payment of the federal income tax liabilities resulting from the Spin-Off, which is indemnified, and the asset divestiture transactions occurring immediately after the SFX Merger, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Management believes that the disposition of certain assets of the Company, cash from operating activities, LMA fees from Chancellor Media and SFX Entertainment's satisfaction of its indemnity obligation to pay CCI for CCI's tax liability resulting from the Spin-Off, together with available revolving credit borrowings under the Capstar Credit Facility, should be sufficient to permit the Company to meet its obligations under the agreements governing its existing indebtedness, to fund its operations, and to consummate its pending acquisitions. The Company may require financing, either in the form of additional debt or equity securities, for additional future acquisitions, if any, and there can be no assurance that it will be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Currently, the only Capstar Broadcasting specific obligation is the repayment of the Chancellor Loan. In addition, the Company has guaranteed the Capstar Credit Facility and the outstanding bank indebtedness of two limited liability companies in the amount of approximately $27.7 million and $24.7 million in each of which entities Capstar Broadcasting holds a 30% non-voting equity interest, and may in the future be required to repay such indebtedness. Through October 31, 1998, the Company has performed as guarantor on these notes paying $2.6 million in principal and interest. Capstar Broadcasting is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, Capstar Broadcasting's sole source of cash from which to service indebtedness is dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing the Company's indebtedness contain certain covenants that restrict or prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on Capstar Broadcasting's ability to meet its cash obligations.

     Net cash provided by (used in) operating activities was approximately $59.7 million and $(3.9 million) for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash used in investing activities was $1,467.2 million and $409.8 million for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash provided by financing activities was $1,351.6 million and $415.4 million for the nine month periods ended September 30, 1998 and 1997, respectively. These cash flows primarily reflect the borrowings, capital contribution and expenditures for stations acquisitions and dispositions.

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

     Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

EXTRAORDINARY ITEMS

     On February 20, 1997, in connection with the financing of the acquisition of Osborn Communications Corporation, the Company repaid its outstanding loan balance (including principal and interest) under the Company's senior credit facility with AT&T Commercial Finance Corporation and recognized an extraordinary loss of $0.9 million as a result of the write off of unamortized deferred financing costs plus a prepayment penalty. In 1998, extraordinary loss comprises approximately $2.6 million from the write-off of deferred fees associated with the Company's previous credit facility, which was terminated on May 29, 1998, and approximately $4.7 million from the purchase of the 13 1/4% Notes on April 28, 1998.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A Company-wide assessment of systems and operations is underway to identify any computer systems, including equipment with embedded chips, which do not properly recognize dates after December 31, 1999. The Company uses purchased software programs for a variety of financial applications, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. Unrelated to the Year 2000 Issue, the Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999. The Company believes that its other financial applications are Year 2000 compliant.

     The Company's Year 2000 implementation plan also includes the actual remediation and replacement of computer systems and other equipment with embedded chips or processors (i.e. individual work stations, phone systems, etc.) that are not Year 2000 compliant.

     In addition, the Company is assessing its exposure from external sources to Year 2000 failures. These efforts are partially complete. The Company does rely on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company is in the process of developing contingency plans intended to mitigate the possible disruption in business operations that may result from certain of the Company's or third-parties' critical or necessary systems that are not Year 2000 compliant, and is developing cost estimates for such plans. Through September 30, 1998, the Company has incurred minimal costs specifically related to the Year 2000 Issue and estimates spending an aggregate cost of less than $1.0 million. Funding of these costs is anticipated to come from cash generated in business operations.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of Year 2000 Issue. However, the Company's management presently believes the Company is taking appropriate steps to assess and control its Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 Issue, due in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal in 1998, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the 1998 deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX Merger to the holders of the CCI Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the SFX Merger or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX agreed not to seek an amendment to the SFX Merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the SFX Merger, (b) completion of the confirmatory discovery and
(c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a March 23, 1994, Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. ("SFX Entertainment"), a former subsidiary of SFX which was spun-off prior to the SFX Merger. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and .2983 shares of common stock of SFX Entertainment per warrant,
(ii) require CCI to pay .2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorneys' fees. CCI has filed a motion to dismiss this lawsuit. A response from the plaintiffs is due in November 1998.

     On July 24, 1998 in connection with Capstar Broadcasting's pending acquisition of Triathlon, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, its directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the Class A common shareholders at the expense of the depository shareholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. On September 18, 1998, Capstar Broadcasting filed a motion to dismiss.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks, Muse, Tate & Furst, Inc. ("Hicks, Muse") and the individual directors of Hicks, Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

     See Part I Item 1 Note 10 to the September 30, 1998 unaudited financial statements.

ITEM 5. OTHER INFORMATION.

     Pursuant to Rule 14a-4(c)(1) of the Exchange Act of 1934, Capstar Broadcasting's management will have discretionary authority with respect to proxies submitted to the 1999 annual meeting of stockholders on any matter which Capstar Broadcasting does not receive notice of by no later than sixty days before such annual meeting or (if later) ten days after the first public notice of such meeting is sent to the stockholders of Capstar Broadcasting. This rule does not affect the deadline set forth in Rule 14a-8 of the Exchange Act of 1934 for including a shareholder proposal in the Board of Directors' solicitation of proxies. A shareholder proposal must be received by William S. Banowsky, Jr., Secretary of Capstar Broadcasting, in a reasonable time before Capstar Broadcasting begins to print and mail its proxy materials in order to be included in such proxy materials pursuant to Rule 14a-8.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------
           2.1           -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc. (1)
           2.2           -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
          27.1           -- Financial Data Schedule.*

---------------

* Filed herewith.

(1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed by Capstar Broadcasting during the three months ended September 30, 1998:

          Amendment No. 1 to Current Report on Form 8-K, filed August 14, 1998, relating to the acquisition of CCI. Item 7(b) was reported.

          Current Report on Form 8-K, filed September 10, 1998, relating to the execution of the Chancellor Merger Agreement with Chancellor Broadcasting.
     Item 1 was reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Broadcasting Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAPSTAR BROADCASTING CORPORATION

                                     By:          /s/ PAUL D. STONE
                                        ----------------------------------------
                                                     Paul D. Stone
                                              Executive Vice President and
                                                Chief Financial Officer

Date: November 13, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc.(1)
          2.2            -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
         27.1            -- Financial Data Schedule.*

---------------

 *  Filed herewith.

(1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.